Form 10-K
period 2002-12-31
ABFS MORTGAGE LOAN TRUST 2002-1 MTG PASS THR CERT 2002-1
filed 2003-03-26
CIK 1171481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 for the March 1, 2002 (Commencement of
         Operations) Operations) to December 31, 2002

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                       Commission File Number 333-56242-07


                    BEAR STEARNS ASSET BACKED SECURITIES INC
             (Exact name of registrant as specified in its charter)


       Delaware                                        13-3836437
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

245 Park Avenue
New York, New York                                         10167
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (212) 272-4095

                        ABFS Mortgage Loan Trust 2002-1
               Mortgage Pass-Through Certificates, Series 2002-1
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

BEAR STEARNS ASSET BACKED SECURITIES INC.
ABFS Mortgage Loan Trust 2002-1
Mortgage Pass-Through Certificates, Series 2002-1
-----------------------------------------------------------------------


PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary
market for the Certificates.   As of December 31, 2002, the number of holders of
each Class of Offered Certificates was 36.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

     Annual Statement as to Compliance, filed as Exhibit 99.1 hereto. Annual Independent Public Accountants' Servicing Report
            filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2002.

     Current Reports on Form 8-K dated October 15, 2002, November 15, 2002, and December 16, 2002 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

BEAR STEARNS ASSET BACKED SECURITIES INC.
ABFS Mortgage Loan Trust 2002-1
Mortgage Pass-Through Certificates, Series 2002-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN BUSINESS CREDIT, INC.


Date:  March 24, 2003            By:   /s/ Jeffrey M. Ruben
                                     --------------------------------------
                              Name:  Jeffrey M. Ruben
                            Title:   Executive Vice President

               CERTIFICATION OF AMERICAN BUSINESS CREDIT, INC.

Issuer:  ABFS 2002-1, Inc.

     I, Jeffrey M. Ruben, the Executive Vice President of American Business Credit, Inc., the servicer of the asset backed securities issued by Issuer, certifies that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Asset Backed Securities Inc. with respect to the Issuer;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement that is included in these reports.

     I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with pooling and servicing, or similar, agreement, that is included in these reports.


    Signature:  /s/ Jeffrey M. Ruben
               --------------------------------------
                 Jeffrey M. Ruben

        Title:   Executive Vice President

         Date:   March 24, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance


American Business Credit Inc.
BalaPointe Office Centre
111 Presidential Blvd.
Bala Cynwyd, PA  19004
Phone 610.668.2440
Fax  610.668.1468

January 21, 2003

BDO Seidman, LLP
1700 Market Street, 29th Floor
Philadelphia, PA  19103

BDO Seidman LLP:

As of and for the year ended December 31, 2002, American Business Credit, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, American Business Credit, Inc. had in effect a fidelity bond and an errors an omissions policy in the amounts of $5,000,000 and $2,000,000, respectively.

Sincerely,

/s/ Anthony J. Santilli                         Date:  1/29/03
---------------------------------------
President and Chief Executive Officer
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)


/s/ Albert W. Mandia                            Date:  1/29/03
----------------------------------------
Executive Vice President and Chief Financial Officer
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)


/s/ Jeffrey M. Ruben                            Date:  1/29/03
----------------------------------------
Executive Vice President
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)


/s/ Carole Santilli                             Date:  1/28/03
----------------------------------------
Vice President Servicing
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)

/s/ John Borys                                  Date:  1/28/03
----------------------------------------
Senior Vice President Cash Collections
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)


/s/ Anna Bucceroni                              Date:  1/28/03
----------------------------------------
Senior Vice President Securitization
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report


BDO Seldman, LLP
Accountants and Consultants
1700 Market Street, 29th Floor
Philadelphia, PA  19103-3962
Telephone (215) 636-5500
Faz (215) 636-5501

Independent Accountants' Report

American Business Credit, Inc.
Bala Cynwyd, Pennsylvania

We have examined management's assertion about American Business Credit, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for American Business Credit, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about American Business Credit, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the cicumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on American Business Credit, Inc.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that American Business Credit, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ BDO Seidman, LLP
------------------------------


January 14, 2003